Form 10-K
period 1997-12-31
MONEY STORE TRUST 1997-D
filed 1998-03-31
CIK 1052263

-------------------------------------------------
                                      OMB APPROVAL
                    -------------------------------------------------
                    OMB Number:     3235-0063
                    Expires:        May 31, 2000
                    Estimated average burden
                    hours per response   1711.00
                    -------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        Commission file number 333-20817

           THE MONEY STORE INC. (AS REPRESENTATIVE UNDER A POOLING AND
      SERVICING AGREEMENT, DATED AS OF NOVEMBER 30, 1997 PROVIDING FOR THE
        ISSUANCE OF THE MONEY STORE HOME EQUITY ASSET BACKED CERTIFICATES
                                 SERIES 1997-D).

                              THE MONEY STORE INC.
             (Exact name of registrant as specified in its charter)

              NEW JERSEY                                   68-0405088
    (State or other jurisdiction                       (Trust I.R.S. Employer
of incorporation or organization)                       Identification No.)


2840 MORRIS AVENUE, UNION, NJ                                 07083
-----------------------------                            -------------
(Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code (908) 686-2000

           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         x/ Yes               |_|  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

         Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996.

         Not Applicable

This Annual Report on Form 10-K is filed pursuant to a request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing, dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                     PART I

ITEM 1. BUSINESS

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 2. PROPERTIES

         Reference is made to the Annual Compliance Certificate attached hereto as Exhibit 20.

         Reference is made to the Annual Statement attached hereto as Exhibit
13.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no established trading market for Registrant's securities subject to this filing.

          Number of holders of record of the Certificates as of March 20, 1998:
123

ITEM 6. SELECTED FINANCIAL DATA

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Annual Compliance Certificate attached as
Exhibit 20.

         Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 11. EXECUTIVE COMPENSATION

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following information is furnished as of March 20, 1998 as to each Cerrtificateholder of record of more than 5% of the
         Certificates:


        Title of Class                 Name and Address of Beneficial                   Amount of              % of Class
                                                    Owner                              Security of
                                                                                    Beneficial Owner

The Money Store                  Boston Safe Deposit and                         20,500,000                 16.8
Trust Asset Backed                Trust Company
Certificates,                    c/o Mellon Bank N.A.
Series 1997-D,                   Three Mellon Bank Center, Room
Class AF-1                       153-3015
                                 Pittsburgh, PA 15259

                                 Chase Manhattan Bank                             7,000,000                  5.8
                                 4 New York Plaza, 13th Floor
                                 New York, NY 10004

                                 Citibank, N.A.                                  22,625,000                 18.6
                                 P.O. Box 30576
                                 Tampa, FL 33630-3576

                                 Deutsche Bank A.G.,                             19,000,000                 15.6
                                 New York Branch
                                 31 West 52nd Street
                                 New York, NY 10019

                                 Investors Fiduciary                             30,200,000                 24.6
                                 Trust Company/SSB
                                 Global Corp. Action Dept. JAB5W
                                 P.O. Box 1631
                                 Boston, MA 02105-1631

                                 Morgan Stanley Trust Company                    10,000,000                 8.2
                                 Investor Communcations Services
                                 51 Mercedes Way
                                 Edgewood, NY 11717

The Money Store                  Boston Safe Deposit and                         32,000,000                36.4
Trust Asset Backed               Trust Company
Certificates,                    c/o Mellon Bank N.A.
Series 1997-D,                   Three Mellon Bank Center,
Class AF-2                       Room 153-3015
                                 Pittsburgh, PA 15259

                                 Daiwa Securities                                 8,000,000                 9.1
                                 Trust Company
                                 One Evertrust Plaza
                                 Jersey City, NJ 07302

                                 The Northern Trust                              36,400,000                41.4
                                 Company
                                 801 S. Canal C-IN
                                 Chicago, IL 60607

                                 SSB Custodian                                    7,100,000                 8.1
                                 Global Corp. Action. Dept.
                                 JAB5W
                                 P.O. Box 1631
                                 Boston, MA 02105-1631

The Money Store                  The Bank of New York                            25,000,000                10.1
Trust Asset Backed               925 Patterson Plank Rd.
Certificates,                    Secaucus, NJ 07094
Series 1997-D,
Class AF-3
                                Bankers Trust Company                            36,600,000                14.7
                                c/o BT Services Tennessee
                                648 Grassmere Park Drive
                                Nashville, TN 37211

                                Bear, Stearns Securities Corp.                   34,000,000                13.7
                                One Metrotech Center North,
                                4th Floor
                                Brooklyn, NY 11201-3862

                                Boston Safe Deposit and                          33,500,000                13.5
                                Trust Company
                                c/o Mellon Bank N.A.
                                Three Mellon Bank Center,
                                Room 153-3015
                                Pittsburgh, PA 15259

                                Chase Manhattan Bank                             12,000,000                   5
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                Daiwa Securities                                21,500,000                  8.7
                                Trust Company
                                One Evertrust Plaza
                                Jersey City, NJ 07302

                                The First National                              15,350,000                  6.2
                                Bank of Maryland
                                Trust Division-Operations
                                Dept. 101-62
                                25 S. Charles Street
                                Baltimore, MD 21201


                                Mercantile Bank of St. Louis                    15,000,000                   6.1
                                National Association Bond
                                P.O. Box 349
                                St. Louis, MO 63166
                                997                                             41,900,000                  16.9

The Money Store                 The Bank of New York                            40,400,000                  59.5
Trust Asset Backed              925 Patterson Plank Rd.
Certificates,                   Secaucus, NJ 07094
Series 1997-D,
Class AF-4

                                Chase Manhattan                         10,000,000                              14.7
                                Bank/Chemical
                                4 New York Plaza, Proxy
                                Department-13th Floor
                                New York, NY 10004

                                SSB Custodian                           15,100,000                               22.2
                                Global Corp. Action. Dept.
                                JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631


The Money Store                 Boston Safe Deposit and                 4,375,000                                11.9
Trust Asset Backed              Trust Company
Certificates,                   c/o Mellon Bank N.A.
Series 1997-D,                  Three Mellon Bank Center, Room
Class AF-5                      153-3015
                                Pittsburgh, PA 15259

                                Custodial Trust Company                 1,600,000                                   5
                                101 Carnegie Center
                                Princeton, NJ 08540

                                The First National                      8,910,000                                24.1
                                Bank of Maryland
                                Trust Division-Operations Dept.
                                101-62
                                25 S. Charles Street
                                Baltimore, MD 21201

                                Investors Fiduciary                     5,000,000                                13.6
                                Trust Company/SSB
                                Global Corp. Action Dept. JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631

                                National City Bank                      4,000,000                                10.9
                                1900 East 9th Street
                                Cleveland, OH 44114

                                SSB Custodian                           7,600,000                                20.6
                                Global Corp. Action. Dept. JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631


The Money Store                 Morgan Stanley & Co.                   67,100,000                                88.3
Trust Asset Backed              Incorporated
Certificates,                   One Pierrepont Plaza, 7th Floor
Series 1997-D,                  Brooklyn, NY 11201
Class AF-6
                                Morgan Stanley Trust Company            5,900,000                                 7.8
                                Investor Communcations Services
                                51 Mercedes Way
                                Edgewood, NY 11717


The Money Store                 The Bank of New York                   16,395,000                                19.3
Trust Asset Backed              925 Patterson Plank Rd.
Certificates,                   Secaucus, NJ 07094
Series 1997-D,
Class AF-7
                                Bankers Trust Company                   4,360,000                                 5.2
                                c/o BT Services Tennessee
                                648 Grassmere Park Drive
                                Nashville, TN 37211

                                Boston Safe Deposit and                  8,50,000                                  10
                                Trust Company
                                c/o Mellon Bank N.A.
                                Three Mellon Bank Center,
                                Room 153-3015
                                Pittsburgh, PA 15259

                                Chase Manhattan Bank                   20,000,000                                23.6
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                Corestates Bank, N.A.                   9,625,000                                11.4
                                P.O. Box 7618 F.C. #1-9-1-21
                                Philadelphia, PA 19106-7618

                                National City Bank                      9,700,000                                11.5
                                1900 East 9th Street
                                Cleveland, OH 44114

                                SSB Custodian                           4,235,000                                   5
                                Global Corp. Action. Dept.
                                JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631

                                Union Bank of California, N.A.          8,000,000                                 9.5
                                P.O. Box 109
                                San Diego, CA 92112-4103


The Money Store                 The Bank of New York                  466,750,000                                100
Trust Asset Backed              925 Patterson Plank Rd.
Certificates,                   Secaucus, NJ 07094
Series 1997-D,
Class AV-1


The Money Store                 Boston Safe Deposit and                17,695,000                               23.3
Trust Asset Backed              Trust Company
Certificates,                   c/o Mellon Bank N.A.
Series 1997-D,                  Three Mellon Bank Center,
Class AV-2                      Room 153-3015
                                Pittsburgh, PA 15259

                                Comerica Bank                           4,900,000                               6.5
                                CAP.CHG./Proxy 7
                                CBB/MC 3530
                                Detroit, MI 48275-3530

                                The Northern Trust Company             14,900,000                              19.6
                                801 S. Canal C-IN
                                Chicago, IL 60607

                                Salomon Brothers Inc.                  25,000,000                              32.9
                                8800 Hidden River Parkway
                                Tampa, FL 33637

The Money Store                 The Bank of New York                    2,000,000                               5.4
Trust Asset Backed              925 Patterson Plank Rd.
Certificates,                   Secaucus, NJ 07094
Series 1997-D,
Class MV-1
                                Bankers Trust Company                   3,950,000                             10.6
                                c/o BT Services Tennessee
                                648 Grassmere Park Drive
                                Nashville, TN 37211

                                Smith Barney Inc.                      31,425,000                              84
                                333 W. 34th Street
                                New York, NY 10001


The Money Store                 Chase Manhattan Bank                    6,000,000                           16.1
Trust Asset Backed              4 New York Plaza, 13th Floor
Certificates,                   New York, NY 10004
Series 1997-D,
Class MV-2
                                Smith Barney Inc.                      31,375,000                           83.9
                                333 W. 34th Street
                                New York, NY 10001


The Money Store                 Bank One Trust Company, N.A.            7,000,000                           21.5
Trust Asset Backed              Corp. Reorg. Proxy Specialist
Certificates,                   235 W. Schrock Road
Series 1997-D,                  Brooksedge Village
Class BV                        Westerville, OH 43081

                                Boston Safe Deposit and                 6,500,000                            20
                                Trust Company
                                c/o Mellon Bank N.A.
                                Three Mellon Bank Center,
                                Room 153-3015
                                Pittsburgh, PA 15259

                                Chase Manhattan Bank                    8,000,000                          24.6
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                Smith Barney Inc.                      11,000,000                         33.8
                                333 W. 34th Street
                                New York, NY 10001

The Money Store                 Bankers Trust Company                   9,700,000                         11.5
Trust Asset Backed              c/o BT Services Tennessee
Certificates,                   648 Grassmere Park Drive
Series 1997-D,                  Nashville, TN 37211
Class AH-1
                                Boston Safe Deposit and                11,300,000                         13.4
                                Trust Company
                                c/o Mellon Bank N.A.
                                Three Mellon Bank Center, Room
                                153-3015
                                Pittsburgh, PA 15259

                                Investors Fiduciary Trust
                                Company/SSB                            50,371,000                        59.6
                                Global Corp. Action Dept. JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631

                                The Northern Trust Company              5,100,000                           6
                                801 S. Canal C-IN
                                Chicago, IL 60607

                                SSB Custodian                           4,000,000                           5
                                Global Corp. Action. Dept. JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631


The Money Store                 The Bank of New York                   10,000,000                        35.7
Trust Asset Backed              925 Patterson Plank Rd.
Certificates,                   Secaucus, NJ 07094
Series 1997-D,
Class AH-2
                                Chase Manhattan Bank                   18,024,000                        64.3
                                4 New York Plaza, 13th
                                Floor
                                New York, NY 10004


The Money Store                 The Bank of New York                    2,000,000                        10.1
Trust Asset Backed              925 Patterson Plank Rd.
Certificates,                   Secaucus, NJ 07094
Series 1997-D,
Class AH-3
                                The Bank of                             6,500,000                        32.6
                                New York/Western Trust
                                Company
                                One Wall Street
                                New York, NY 10286

                                Citibank, N.A.                          7,000,000                       35.1
                                P.O. Box 30576
                                Tampa, FL 33630-3576

                                2697                                    1,500,000                        7.6

                                LBI-Lehman                              2,947,000                       14.8
                                Government Securities Inc.
                                (LBI)
                                200 Vesey Street
                                New York, NY 10285


The Money Store                 The Bank of New York                   13,457,000                      65.8
Trust Asset Backed              925 Patterson Plank Rd.
Certificates,                   Secaucus, NJ 07094
Series 1997-D,
Class AH-4
                                Comerica Bank                           5,000,000                     24.5
                                CAP.CHG./Proxy 7
                                CBB/MC 3530
                                Detroit, MI 48275-3530


                                Norwest Bank Minnesota,                 2,000,000                      9.8
                                National Association
                                733 Marquette Avenue
                                Minneapolis, MN 55479-0056


The Money Store                 The Bank of New York                   13,500,000                     100
Trust Asset Backed              925 Patterson Plank Rd.
Certificates,                   Secaucus, NJ 07094
Series 1997-D,
Class MH-1


The Money Store                 Chase Manhattan Bank                    7,500,000                      50
Trust Asset Backed              4 New York Plaza, 13th Floor
Certificates,                   New York, NY 10004
Series 1997-D,
Class MH-2
                                SSB Custodian                           7,500,000                      50
                                Global Corp. Action.
                                Dept. JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631


The Money Store                 LBI-Lehman                             18,501,000                     100
Trust Asset Backed              Government Securities Inc.
Certificates,                   (LBI)
Series 1997-D,                  200 Vesey Street
Class BH                        New York, NY 10285


The Money Store                 BankBoston, N.A.                       10,000,000                     100
Trust Asset Backed              150 Royal Street
Certificates,                   Canton, MA 02021
Series 1997-D,
Class AMF



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (A)      None

         (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A)
         1. The consolidated financial statements of MBIA Insurance Corporation (the surety provider for The Money Store Home Equity Asset Backed Certificates, Series 1997-D) and subsidiaries contained in the annual report on form 10-K for the year ended December 31, 1997 which has been filed with the SEC by MBIA Inc. on March 26, 1998 is hereby incorporated herein by reference.

         2.      Not applicable

         3.      Exhibits

                  13.  Annual Statement

                  20.  Annual Compliance Certificate

                  99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion.

  (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 31st day of March, 1998.

                     THE MONEY STORE INC., as Representative




                                       By:      /S/  MICHAEL BENOFF
                                       Name:    Michael Benoff
                                       Title:   Executive Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


         DESCRIPTION                                           PAGE NUMBER

Annual Statement                                                  17

Annual Compliance Certificate                                     21

Annual Independent Accountant's Report                            22